Form 10QSB
period 2004-10-31
Southwest Olive Growers, Inc.
filed 2004-12-22
CIK 1306168

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                        Commission file number 333-119978

                          SOUTHWEST OLIVE GROWERS, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

              Arizona                                  20-1394991
-------------------------------                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                   11053 Lopez Ridge Way, San Diego, CA 92121
                   ------------------------------------------
                    (Address of principal executive offices)

                            (858) 663-8391 (Issuer's
                                telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 200,000 as of December 20, 2004

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          SOUTHWEST OLIVE GROWERS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                               October 31,
                                                                                                  2004
                                                                                            -----------------
Assets:
  Cash                                                                                      $           2,545
                                                                                            -----------------
      Total Current Assets                                                                              2,545
                                                                                            -----------------

      Total Assets                                                                          $           2,545
                                                                                            =================

Liabilities:
  Accounts Payable                                                                          $           2,400
  Shareholder Payable                                                                                     700
                                                                                            -----------------

      Total Liabilities                                                                                 3,100
                                                                                            -----------------

Stockholders' Equity:
  Preferred Stock, par value $.001, authorized
    10,000,000 shares, issued 0 at October 31, 2004                                                         -
  Common Stock, par value $.001, authorized
    100,000,000 shares, issued 200,000 at October 31, 2004                                                200
  Paid-In Capital                                                                                       1,800
  Deficit accumulated during the development stage                                                     (2,555)
                                                                                            -----------------

      Total Stockholders' Equity                                                                         (555)
                                                                                            -----------------

      Total Liabilities and Stockholders' Equity                                            $           2,545
                                                                                            =================










   The accompanying notes are an integral part of these financial statements.

                          SOUTHWEST OLIVE GROWERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                     Cumulative
                                                                                                       Since
                                                                                For the Period        May 10,
                                                             For the Three       May 10, 2004           2004
                                                             Months Ended             to            Inception of
                                                              October 31,        October 31,        Development
                                                                 2004                2004              Stage
                                                           -----------------  ------------------ ------------------
Revenues:                                                  $               -  $                - $                -
                                                           -----------------  ------------------ ------------------

Expenses:
   General and administrative                                            355               2,555              2,555
                                                           -----------------  ------------------ ------------------
      Total expenses                                                     355               2,555              2,555
                                                           -----------------  ------------------ ------------------

     Net Loss                                              $            (355) $           (2,555)$           (2,555)
                                                           =================  ================== ==================

Earnings per Share, Basic & Diluted
Loss Per Share                                             $               -  $           (0.01)
                                                           =================  ==================

Weighted Average Shares Outstanding                                  200,000             200,000
                                                           =================  ==================


















   The accompanying notes are an integral part of these financial statements.

                          SOUTHWEST OLIVE GROWERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                               For the Period         May 10,
                                                                                May 10, 2004            2004
                                                                                     to             Inception of
                                                                                October 31,         Development
                                                                                    2004               Stage
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $           (2,555) $           (2,555)

Changes in Operating Assets and Liabilities
   Increase (Decrease) in accounts payable                                                2,400               2,400
                                                                             ------------------  ------------------

Net Cash Used in operating activities                                                      (155)               (155)
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities                                                     -                   -
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder                                                                   700                 700
Purchase of Common Stock                                                                  2,000               2,000
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                                 2,700               2,700
                                                                             ------------------  ------------------

Net (Decrease) Increase in cash                                                           2,545               2,545
Cash at Beginning of Period                                                                   -                   -
                                                                             ------------------  ------------------

Cash at End of Period                                                        $            2,545  $            2,545
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                             ==================  ==================
Cash paid during the year for:
  Interest                                                                   $                -  $                -
  Franchise and income taxes                                                 $                -  $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None



   The accompanying notes are an integral part of these financial statements.

                          SOUTHWEST OLIVE GROWERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $2,555 for the period from May 10, 2004 (inception) to October 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

         The Company's ability to survive will depend on numerous factors including, but not limited to, the Company's receiving continued financial support, completing public equity financing, or generating profitable operations in the future.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Southwest Olive Growers, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of October 31, 2004 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                          SOUTHWEST OLIVE GROWERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Arizona on May 10, 2004. The Company's year end is April 30.

Nature of Business

         The Company is in the business of site selection and development of olive groves, and in milling olives to produce gourmet oils for wholesale and retail sales. As of October 31, 2004, the Company is still in the planning stages.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at October 31, 2004.

Income Taxes

         The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

                          SOUTHWEST OLIVE GROWERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentrations of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - INCOME TAXES

         As of October 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,555 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 5 - COMMITMENTS

         As of October 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - COMMON STOCK TRANSACTIONS

         On May 10, 2004, the Company issued 200,000 shares of common stock for $0.01 per share for cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's SB-2 filed on October 26, 2004. The following discussions and other parts of this report may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in those forward-looking statements.

Plan of Operation

         Southwest Olive Growers plans to initially purchase and develop 80 acres of raw land using 78 acres to plant olive trees and 2 acres to construct facilities which will house the offices and pressing mill required for the processing of the olive fruit and operation of the business. Follow up stages of business development include plans to (a) secure a secondary financing to provide adequate funding for two years of operating expenses estimated at $140,000 per year, and (b) for the purchase and planting to olive trees of an additional 325 acres of suitable land which will require additional funding contemplated but not yet secured by the Company.

         LAND ACQUISITION

         Olive trees grow in a variety of climatic conditions but are especially suited to dryer climates with adequate soil drainage and warm, sunny days throughout the growing season. Accordingly, the Company has determined that the land in the lower latitudes, specifically below the 40th parallel in the southern United States is best suited for olive growth. With the higher populations of Southern California and Southern and Central Arizona, the Company believes that the initial market for our products will have the highest chance for success if targeted therein.

         The principals of the Company have, after independent research, determined that the Company will initially seek to acquire property in Cochise County or Santa Cruz County in Southern Arizona. The per-acre land costs, water availabilities, climate and soil compositions in these areas provide the best value to the Company.

         More specifically, the Company's first choice will be to acquire property in Elgin, Arizona which is located in the northeast part of Santa Cruz County approximately 9 miles to the west of the town of Sierra Vista. The
Company has located parcels that appear to be suitable and is performing detailed due diligence prior to entering into contract with any Seller.

         The  range  of  per-acre   land  asking  price  that  the  Company  has
encountered is from $2,500 to $6,000.

         The independent research for Olive Orchard suitability includes a confidential consultants report to the Company from Dr. Alexander Tereschenko of Turlock, California who specializes in Olive Orchards and has provided consulting services to locations and producers worldwide. Dr. Tereschenko traveled to Southern Arizona and using site survey techniques to include soil and water samples, historical climate data and personal observations, has concluded that the area surrounding

Elgin, Arizona should provide an "excellent" growing condition for the planned orchards.

         MARKET

         Southwest Grower's target market will ultimately be the gourmet and health food consumers throughout North America but initially focused in the Southern California and Southern & Central Arizona cities.

Southwest Olive Growers intends to market its olive oils and table olives to:

         o         Restaurants
         o         Annual food and beverage festivals
         o         Warehouse outlets such as Costco, Sam's Club, Price Club, etc
         o         Retail grocery store chains, and
         o         On site at the mill and pressing building.

         We intend to sell a line of oils consisting of flavored, blended oils and two pure varietal oils in our product line. We also plan to press oil at different times of the year to produce an "early" and "late" oil with different characteristics. While blended oils have traditionally gotten the highest ratings and appeal to the broadest market, single varietals are interesting and can increase sales out of curiosity and appeal to individual tastes. In late 2005 we also intend to include pickled olives and olive tapenades in our product line. We will market the products in different types of packaging, including standard and custom blown glass containers as well as in stainless fustis and gift baskets. Our products will be marketed as condiments, staples and as gifts and souvenirs.

         Additionally, the Company intends to construct and distribute to supermarkets, deli's and gourmet food suppliers, unique point of sale displays to highlight the origin and high-quality processing of our oils and olive products.

         CUSTOMERS

         Our primary customers are expected to be those who already consume olive oils on a regular basis and those who will exhibit a certain faithfulness to any local product and are willing to try the product simply because of its packaging and marketing slogans.

         Buyers in Italy were asked what characteristics they were looking for in an olive oil. Results of the survey are below. This provides additional support for our belief that a quality local product, competitively priced should garner repeat sales from our customers in Arizona, California and other Western States. (from Olivae no 90, Feb 2002)


Reason for buying                     % responding
-----------------------------------------------------------
Geographical Origin                   39
-----------------------------------------------------------
Delicate Taste                        36.9
-----------------------------------------------------------
Brand name on pack                    33.4
-----------------------------------------------------------
Right price                           33.4
-----------------------------------------------------------

-----------------------------------------------------------
Intense Taste                         29.1
-----------------------------------------------------------
Deep Color                            26.2
-----------------------------------------------------------
Promotion or Discount                 23.2
-----------------------------------------------------------
Certified Organic                     16.2
-----------------------------------------------------------
Pack type (color of glass, tin)       11.1
-----------------------------------------------------------
Pack size                             8.8
-----------------------------------------------------------
Advice of family                      8.2
-----------------------------------------------------------
Pack date                             6.7
-----------------------------------------------------------
Low acidity                           .5
-----------------------------------------------------------

         COMPETITION

         Competition in the olive oil market is strong with many domestic and foreign producers and bottlers vying for market share. Most olive growers in the States of Arizona and California are simply farmers which grow the olives and sell them as a commodity rather than press and bottle their own fruit. The Company believes that the production and marketing success of the Company will be greatest if done with a "boutique" representation, garnering support from local buyers with a quality, fairly priced product.

         INTELLECTUAL PROPERTY

         We intend to apply for a federal trademark for "Southwest Olive Growers." We do not own any other intellectual property.

         EMPLOYEES

         We have 1 full time employee, and one part time employee which also serve as Officers and Directors. Our employees are not represented by a union. We considers our relations with our employees to be satisfactory.

         The Company plans to hire an additional 2 employees when required to aid in processing, bottling, marketing, accounting and orchard maintenance. Until that time the current officers have committed to provide the time necessary to operate the Company.

         REGULATION

         Our business relating to the fertilization and processing of olive is regulated by the EPA and the Clean Water Act as well as several State regulations. The packaging and sale of the oils and table olives is regulated by the Food and Drug Administration.

         Although we believe that the systems and procedures we intend to implement to ensure compliance in all material respects with applicable federal, state and local laws, rules, regulations, there can be no assurance of full compliance with current laws, regulations and rules, that more restrictive laws, regulations and rules will not be adopted in the future, or that existing laws, regulations and rules. The occurrence of any such event could make compliance substantially more difficult or expensive, expose us to claims and administrative enforcement actions, or otherwise materially and adversely affect our business, financial condition and prospects.

INDEMNIFICATION

         The Arizona Revised Statutes (Title 10, Chapter 8, Article 5) permits the inclusion in the articles of incorporation, provisions limiting or eliminating the personal monetary liability of directors to a corporation or its shareholders by reason of their conduct as directors. The Articles of Incorporation of Southwest Olive Growers, Inc, contain the provision that require mandatory indemnification in all circumstances where it is permit by Arizona law. Our bylaws allow for the elimination of personal monetary liability on the part of a director to the fullest extent permitted by Arizona law. A shareholder is able to prosecute an action against a director for monetary damages for any action taken, or any failure to take any action, as a director, for the amount of financial benefit received by a director for which he is not entitled, an intentional infliction of harm on the corporation or shareholders, a violation of the Arizona corporation law or an intentional violation of criminal law.

Results of Operations

         REVENUES

         The Company is in the development stage and as such has had no revenues as of the date of this 10Q. We anticipate no revenues to be derived from operations nor investment until the fourth quarter of fiscal year 2004. The anticipated revenues are expected to consist primarily of wholesale olive oil sales from fruit that the Company intends to buy, press and bottle in the latter half of the fourth quarter of 2004.

         COSTS AND EXPENSES

         Southwest Olive Growers had general and administrative expenses of $355 and $2,555 for the three and six months ended October 31, 2004. Our costs are anticipated to significantly increase in the third and fourth quarters of 2004 due to the costs of the offering memorandum and registration expenses, travel, purchase of real property and equipment and for general and administrative expenses.

         LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended October 31, 2004, the Company used $155 from operating activities.

         As of October 31, 2004, the Company had total current assets of $ 2,545 and a net working capital deficit of $555.

         Net stockholders' deficit in the Company was $555 as at October 31, 2004.

         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any further significant acquisitions or developments, other than contemplated herein, and there are no assurances that such financing will be available on terms acceptable or favorable to the Company. There are no known material trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

  None

  ITEM 2.  CHANGES IN SECURITIES

  None

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  ITEM 5.  OTHER INFORMATION

  None

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits


      EXHIBIT
      NUMBER                                            Description                                         Reference
------------------   -------------------------------------------------------------------------------    ---------------

        2.1            Articles of Incorporation of Registrant, dated May 6, 2004                              (1)
        3.1            By-laws of Registrant                                                                   (1)
        4.1            Form of Common Stock Certificate                                                        (1)
        31.1           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
                       2002.
        31.2           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
                       2002.
        32.1           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
                       2002.
        32.2           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
                       2002.

(1) Incorporated by reference to the Registrant's registration statement on Form SB-2 filed on October 26, 2004.


         (b) Reports on Form 8-K filed.

                  No reports on Form 8-K were filed during the prior quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           SOUTHWEST OLIVE GROWERS, INC.


Date: December 20, 2004                    By: /s/ Robert Feneziani
                                           -------------------------------------
                                           Robert Feneziani
                                           President and Chairman of the Board
                                           (Principal Executive Officer)



Date: December 20, 2004                    By: /s/ Marla Martins
                                           -------------------------------------
                                           Marla Martins
                                           Secretary/Treasurer and Director
                                           (Principal Financial and Accounting
                                            Officer)